Form 10-Q
period 2005-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B
filed 2005-11-14
CIK 863837, 870229, 872121, 873739, 860745, 863835

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

Commission File Number:

      III-A:  0-18302         III-B:  0-18636         III-C:  0-18634
      III-D:  0-18936         III-E:  0-19010         III-F:  0-19102

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
           ---------------------------------------------------------
            (Exact name of Registrant as specified in its Articles)

                                           III-A 73-1352993
                                           III-B 73-1358666
                                           III-C 73-1356542
                                           III-D 73-1357374
                                           III-E 73-1367188
         Oklahoma                          III-F 73-1377737
----------------------------       -------------------------------
(State or other jurisdiction      (I.R.S. Employer Identification
   of incorporation or                         Number)
     organization)

   Two West Second Street, Tulsa, Oklahoma               74103
   -------------------------------------==-----------------------
   (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:(918) 583-1791

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes    X                 No
                            ------                    ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                        Yes                      No     X
                            ------                    ------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                        Yes                      No     X
                            ------                    ------

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2005              2004
                                             ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                  $1,016,002        $1,038,719
   Accounts receivable:
      Oil and gas sales                          797,869           588,829
                                              ----------        ----------
        Total current assets                  $1,813,871        $1,627,548

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 786,543           761,804

DEFERRED CHARGE                                  191,686           187,958
                                              ----------        ----------
                                              $2,792,100        $2,577,310
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  175,772        $   84,554
   Gas imbalance payable                          23,073            26,709
   Asset retirement obligation -
      current (Note 1)                             5,357            18,336
                                              ----------        ----------
        Total current liabilities             $  204,202        $  129,599

LONG-TERM LIABILITIES:
   Accrued liability                          $   24,784        $   28,718
   Asset retirement obligation
      (Note 1)                                   232,917            96,619
                                              ----------        ----------
        Total long-term liabilities           $  257,701        $  125,337

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   80,213)      ($   88,506)
   Limited Partners, issued and
      outstanding, 263,976 units               2,410,410         2,410,880
                                              ----------        ----------
        Total Partners' capital               $2,330,197        $2,322,374
                                              ----------        ----------
                                              $2,792,100        $2,577,310
                                              ==========        ==========
            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)


                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,208,182        $1,024,984
   Interest income                                 5,169             1,579
                                              ----------        ----------
                                              $1,213,351        $1,026,563

COSTS AND EXPENSES:
   Lease operating                            $  192,726        $  104,716
   Production tax                                105,519            84,577
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  59,883            26,320
   General and administrative
      (Note 2)                                    74,220            73,946
                                              ----------        ----------
                                              $  432,348        $  289,559
                                              ----------        ----------

NET INCOME                                    $  781,003        $  737,004
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   82,973        $   75,911
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  698,030        $  661,093
                                              ==========        ==========
NET INCOME per unit                           $     2.65        $     2.50
                                              ==========        ==========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========        ==========














            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)


                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $3,378,280        $3,115,672
   Interest income                                13,159             3,770
   Gain on sale of oil and gas
      properties                                       -             1,399
                                              ----------        ----------
                                              $3,391,439        $3,120,841

COSTS AND EXPENSES:
   Lease operating                            $  571,220        $  375,591
   Production tax                                303,347           260,081
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 106,691           151,189
   General and administrative
      (Note 2)                                   242,607           242,120
                                              ----------        ----------
                                              $1,223,865        $1,028,981
                                              ----------        ----------

NET INCOME                                    $2,167,574        $2,091,860
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  225,044        $  222,416
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,942,530        $1,869,444
                                              ==========        ==========
NET INCOME per unit                           $     7.36        $     7.08
                                              ==========        ==========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========        ==========












            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                  2005             2004
                                              ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $2,167,574       $2,091,860
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                106,691          151,189
      Gain on sale of oil and gas
        properties                                      -      (     1,399)
      Settlement of asset retirement
        obligation                                      -      (       165)
      Increase in accounts receivable -
        oil and gas sales                     (   209,040)     (   130,994)
      (Increase) decrease in deferred
        charge                                (     3,728)           4,843
      Increase in accounts payable                101,448            3,342
      Decrease in gas imbalance
        payable                               (     3,636)     (     1,385)
      Decrease in accrued liability           (     3,934)     (     3,508)
                                               ----------       ----------
Net cash provided by operating
   activities                                  $2,155,375       $2,113,783
                                               ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($   18,341)     ($   68,800)
   Proceeds from sale of oil and gas
      properties                                        -              375
                                               ----------       ----------
Net cash used by investing activities         ($   18,341)     ($   68,425)
                                               ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($2,159,751)     ($1,824,701)
                                               ----------       ----------
Net cash used by financing activities         ($2,159,751)     ($1,824,701)
                                               ----------       ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           ($   22,717)      $  220,657

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          1,038,719          804,593
                                               ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $1,016,002       $1,025,250
                                               ==========       ==========
            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2005              2004
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  515,168        $  556,249
   Accounts receivable:
      Oil and gas sales                          408,944           300,554
                                              ----------        ----------
        Total current assets                  $  924,112        $  856,803

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 418,641           402,168

DEFERRED CHARGE                                  123,389           120,451
                                              ----------        ----------
                                              $1,466,142        $1,379,422
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  110,689        $   55,739
   Gas imbalance payable                          13,335            14,760
   Asset retirement obligation -
      current (Note 1)                            49,771            31,869
                                              ----------        ----------
        Total current liabilities             $  173,795        $  102,368

LONG-TERM LIABILITIES:
   Accrued liability                          $    7,302        $    9,828
   Asset retirement obligation
      (Note 1)                                   116,157            47,996
                                              ----------        ----------
        Total long-term liabilities           $  123,459        $   57,824

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   54,034)      ($   58,429)
   Limited Partners, issued and
      outstanding, 138,336 units               1,222,922         1,277,659
                                              ----------        ----------
        Total Partners' capital               $1,168,888        $1,219,230
                                              ----------        ----------
                                              $1,466,142        $1,379,422
                                              ==========        ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)


                                                  2005              2004
                                                --------          --------

REVENUES:
   Oil and gas sales                            $638,006          $545,780
   Interest income                                 2,603               744
                                                --------          --------
                                                $640,609          $546,524

COSTS AND EXPENSES:
   Lease operating                              $126,663          $ 65,180
   Production tax                                 58,331            47,089
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  49,492            14,326
   General and administrative
      (Note 2)                                    39,997            39,806
                                                --------          --------
                                                $274,483          $166,401
                                                --------          --------

NET INCOME                                      $366,126          $380,123
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 61,458          $ 58,912
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $304,668          $321,211
                                                ========          ========
NET INCOME per unit                             $   2.20          $   2.32
                                                ========          ========
UNITS OUTSTANDING                                138,336           138,336
                                                ========          ========














            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)


                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,768,452        $1,587,512
   Interest income                                 6,537             1,763
                                              ----------        ----------
                                              $1,774,989        $1,589,275

COSTS AND EXPENSES:
   Lease operating                            $  350,311        $  234,273
   Production tax                                169,937           139,400
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  66,447            90,345
   General and administrative
      (Note 2)                                   139,370           137,573
                                              ----------        ----------
                                              $  726,065        $  601,591
                                              ----------        ----------

NET INCOME                                    $1,048,924        $  987,684
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  165,661        $  160,536
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  883,263        $  827,148
                                              ==========        ==========
NET INCOME per unit                           $     6.38        $     5.98
                                              ==========        ==========
UNITS OUTSTANDING                                138,336           138,336
                                              ==========        ==========











            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)
                                                   2005            2004
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,048,924      $  987,684
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  66,447          90,345
      Settlement of asset retirement
        obligation                                       -     (       109)
      Increase in accounts receivable -
        oil and gas sales                      (   108,390)    (    70,916)
      (Increase) decrease in deferred
        charge                                 (     2,938)          4,633
      Increase (decrease) in accounts
        payable                                     61,208     (       882)
      Decrease in gas imbalance
        payable                                (     1,425)    (       777)
      Decrease in accrued liability            (     2,526)    (     2,899)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,061,300      $1,007,079
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($    3,115)    ($   46,537)
                                                ----------      ----------
Net cash used by investing
   activities                                  ($    3,115)    ($   46,537)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,099,266)    ($  866,021)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($1,099,266)    ($  866,021)
                                                ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($   41,081)     $   94,521

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             556,249         417,271
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  515,168      $  511,792
                                                ==========      ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2005              2004
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  948,335        $  682,792
   Accounts receivable:
      Oil and gas sales                          782,278           583,009
                                              ----------        ----------
        Total current assets                  $1,730,613        $1,265,801

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,571,323         1,475,924

DEFERRED CHARGE                                   54,713            48,684
                                              ----------        ----------
                                              $3,356,649        $2,790,409
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  117,313        $  123,591
   Gas imbalance payable                          75,980            83,181
   Asset retirement obligation -
      current (Note 1)                            54,470            38,950
                                              ----------        ----------
        Total current liabilities             $  247,763        $  245,722

LONG-TERM LIABILITIES:
   Accrued liability                          $  126,614        $  170,532
   Asset retirement obligation
      (Note 1)                                   371,931           165,722
                                              ----------        ----------
        Total long-term liabilities           $  498,545        $  336,254

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  116,465)      ($  136,932)
   Limited Partners, issued and
      outstanding, 244,536 units               2,726,806         2,345,365
                                              ----------        ----------
        Total Partners' capital               $2,610,341        $2,208,433
                                              ----------        ----------
                                              $3,356,649        $2,790,409
                                              ==========        ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)


                                                 2005             2004
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $1,123,255        $691,851
   Interest income                                 5,084           1,316
                                              ----------        --------
                                              $1,128,339        $693,167

COSTS AND EXPENSES:
   Lease operating                            $  162,741        $160,910
   Production tax                                 75,937          48,473
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 107,341         196,749
   General and administrative
      (Note 2)                                    68,276          68,067
                                              ----------        --------
                                              $  414,295        $474,199
                                              ----------        --------

NET INCOME                                    $  714,044        $218,968
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   80,557        $ 39,473
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  633,487        $179,495
                                              ==========        ========
NET INCOME per unit                           $     2.59        $   0.74
                                              ==========        ========
UNITS OUTSTANDING                                244,536         244,536
                                              ==========        ========













            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)


                                                 2005              2004
                                              ----------       ------------

REVENUES:
   Oil and gas sales                          $3,060,079        $2,420,732
   Interest income                                11,425             3,215
   Loss on sale of oil and gas
      properties                                       -       (       891)
   Other income                                    2,541                 -
                                              ----------        ----------
                                              $3,074,045        $2,423,056

COSTS AND EXPENSES:
   Lease operating                            $  402,267        $  427,884
   Production tax                                210,108           169,447
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 201,128           307,239
   General and administrative
      (Note 2)                                   225,907           225,268
                                              ----------        ----------
                                              $1,039,410        $1,129,838
                                              ----------        ----------

NET INCOME                                    $2,034,635        $1,293,218
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  220,194        $  156,652
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,814,441        $1,136,566
                                              ==========        ==========
NET INCOME per unit                           $     7.42        $     4.65
                                              ==========        ==========
UNITS OUTSTANDING                                244,536           244,536
                                              ==========        ==========











            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)
                                                    2005           2004
                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $2,034,635     $1,293,218
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  201,128        307,239
      Loss on sale of oil and gas
        properties                                        -            891
      Settlement of asset retirement
        obligation                                        -    (       131)
      Increase in accounts receivable -
        oil and gas sales                       (   199,269)   (    21,459)
      (Increase) decrease in deferred
        charge                                  (     6,029)         1,209
      Increase in accounts payable                   20,673         39,553
      Increase (decrease) in gas
        imbalance payable                       (     7,201)        47,849
      Decrease in accrued liability             (    43,918)   (    23,630)
                                                 ----------     ----------
Net cash provided by operating
   activities                                    $2,000,019     $1,644,739
                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  101,749)   ($  107,464)
                                                 ----------     ----------
Net cash used by investing
   activities                                   ($  101,749)   ($  107,464)
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,632,727)   ($1,429,401)
                                                 ----------     ----------
Net cash used by financing
   activities                                   ($1,632,727)   ($1,429,401)
                                                 ----------     ----------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $  265,543     $  107,874

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              682,792        711,441
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  948,335     $  819,315
                                                 ==========     ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2005              2004
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  534,351        $  432,834
   Accounts receivable:
      Oil and gas sales                          438,695           340,185
                                              ----------        ----------
        Total current assets                  $  973,046        $  773,019

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 631,934           589,161

DEFERRED CHARGE                                   12,725             8,429
                                              ----------        ----------
                                              $1,617,705        $1,370,609
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   69,453        $  131,321
   Gas imbalance payable                          41,607            41,607
   Asset retirement obligation -
      current (Note 1)                             5,857            11,975
                                              ----------        ----------
        Total current liabilities             $  116,917        $  184,903

LONG-TERM LIABILITIES:
   Accrued liability                          $  162,240        $  191,685
   Asset retirement obligation
      (Note 1)                                   179,422            97,207
                                              ----------        ----------
        Total long-term liabilities           $  341,662        $  288,892

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   40,173)      ($   55,158)
   Limited Partners, issued and
      outstanding, 131,008 units               1,199,299           951,972
                                              ----------        ----------
        Total Partners' capital               $1,159,126        $  896,814
                                              ----------        ----------
                                              $1,617,705        $1,370,609
                                              ==========        ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)
                                                  2005            2004
                                                --------       ----------

REVENUES:
   Oil and gas sales                            $647,801        $397,237
   Interest income                                 2,755             979
                                                --------        --------
                                                $650,556        $398,216

COSTS AND EXPENSES:
   Lease operating                              $ 96,970        $115,595
   Production tax                                 44,634          28,056
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  37,605          11,942
   General and administrative
      (Note 2)                                    37,365          41,178
                                                --------        --------
                                                $216,574        $196,771
                                                --------        --------

INCOME FROM CONTINUING OPERATIONS               $433,982        $201,445

   Loss from discontinued
      operations (Note 3)                              -       (  67,866)
                                                --------        --------

NET INCOME                                      $433,982        $133,579
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $ 46,508        $ 14,335
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $387,474        $119,244
                                                ========        ========
NET INCOME per unit                             $   2.95        $   0.91
                                                ========        ========
UNITS OUTSTANDING                                131,008         131,008
                                                ========        ========









            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)
                                                 2005              2004
                                              ----------       ------------

REVENUES:
   Oil and gas sales                          $1,739,907        $1,390,879
   Interest income                                 6,341             2,082
   Loss on sale of oil and gas
      properties                                       -       (       128)
   Other income                                      364                 -
                                              ----------        ----------
                                              $1,746,612        $1,392,833

COSTS AND EXPENSES:
   Lease operating                            $  235,929        $  234,776
   Production tax                                119,622            98,090
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  77,488            72,799
   General and administrative
      (Note 2)                                   132,868           135,363
                                              ----------        ----------
                                              $  565,907        $  541,028
                                              ----------        ----------

INCOME FROM CONTINUING OPERATIONS             $1,180,705        $  851,805

   Loss from discontinued
      operations (Note 3)                              -       (    88,868)

   Gain on disposal of discontinued
      operations (Note 3)                              -            10,368
                                              ----------        ----------

NET INCOME                                    $1,180,705        $  773,305
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  124,378        $   83,928
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,056,327        $  689,377
                                              ==========        ==========
NET INCOME per unit                           $     8.06        $     5.26
                                              ==========        ==========
UNITS OUTSTANDING                                131,008           131,008
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)
                                                   2005           2004
                                               ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,180,705      $773,305
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  77,488        75,617
      Loss on sale of oil and gas
        properties                                       -           128
      Settlement of asset retirement
        obligation                                       -     (      17)
      Gain on disposal of discontinued
        operations (Note 3)                              -     (  10,368)
      (Increase) decrease in accounts
        receivable - oil and gas sales         (    98,510)       59,778
      (Increase) decrease in deferred
        charge                                 (     4,296)          827
      Increase (decrease) in accounts
        payable                                (    61,449)       69,375
      Increase in gas imbalance
        payable                                          -        39,484
      Decrease in accrued liability            (    29,445)    (  42,232)
                                                ----------      --------
Net cash provided by operating
   activities                                   $1,064,493      $965,897
                                                ----------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   44,583)    ($ 15,830)
   Proceeds from the disposal of
      discontinued operations (Note 3)                   -        88,586
                                                ----------      --------
Net cash provided (used) by investing
   activities                                  ($   44,583)     $ 72,756
                                                ----------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($  918,393)    ($990,861)
                                                ----------      --------
Net cash used by financing
   activities                                  ($  918,393)    ($990,861)
                                                ----------      --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  101,517      $ 47,792

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             432,834       438,562
                                                ----------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  534,351      $486,354
                                                ==========      ========







































            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                              September 30,     December 31,
                                                  2005              2004
                                              -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $1,198,331       $1,413,497
   Accounts receivable:
      Oil and gas sales                          1,058,890          849,754
                                                ----------       ----------
        Total current assets                    $2,257,221       $2,263,251

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 2,000,310        1,942,054

DEFERRED CHARGE                                     39,643           48,978
                                                ----------       ----------
                                                $4,297,174       $4,254,283
                                                ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $  249,598       $  768,152
   Gas imbalance payable                             6,129            5,643
   Asset retirement obligation -
      current (Note 1)                              13,427           28,411
                                                ----------       ----------
        Total current liabilities               $  269,154       $  802,206

LONG-TERM LIABILITIES:
   Accrued liability                            $  279,193       $  301,594
   Asset retirement obligation
      (Note 1)                                     442,960          188,764
                                                ----------       ----------
        Total long-term liabilities             $  722,153       $  490,358

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  233,052)     ($  316,058)
   Limited Partners, issued and
      outstanding, 418,266 units                 3,538,919        3,277,777
                                                ----------       ----------
        Total Partners' capital                 $3,305,867       $2,961,719
                                                ----------       ----------
                                                $4,297,174       $4,254,283
                                                ==========       ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)


                                                 2005              2004
                                              ----------       ------------

REVENUES:
   Oil and gas sales                          $1,536,728        $1,103,595
   Interest income                                 6,320             3,659
                                              ----------        ----------
                                              $1,543,048        $1,107,254

COSTS AND EXPENSES:
   Lease operating                            $  266,727        $  236,393
   Production tax                                105,418            80,003
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 152,237            67,474
   General and administrative
      (Note 2)                                   116,113           119,719
                                              ----------        ----------
                                              $  640,495        $  503,589
                                              ----------        ----------

NET INCOME FROM CONTINUING OPERATIONS         $  902,553        $  603,665

   Loss from discontinued
      operations (Note 3)                              -       (   484,339)
                                              ----------        ----------

NET INCOME                                    $  902,553        $  119,326
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  103,324        $   17,640
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  799,229        $  101,686
                                              ==========        ==========
NET INCOME per unit                           $     1.91        $     0.24
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========









            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)


                                                 2005              2004
                                              ----------       ------------

REVENUES:
   Oil and gas sales                          $4,107,355        $3,371,556
   Interest income                                16,821             7,071
                                              ----------        ----------
                                              $4,124,176        $3,378,627

COSTS AND EXPENSES:
   Lease operating                            $  755,457        $  691,008
   Production tax                                283,604           233,838
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 237,932           136,694
   General and administrative
      (Note 2)                                   370,657           375,998
                                              ----------        ----------
                                              $1,647,650        $1,437,538
                                              ----------        ----------

NET INCOME FROM CONTINUING OPERATIONS         $2,476,526        $1,941,089

   Loss from discontinued
      operations (Note 3)                              -       (   633,223)

   Gain on disposal of discontinued
      operations (Note 3)                              -            88,757
                                              ----------        ----------

NET INCOME                                    $2,476,526        $1,396,623
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  267,384        $  152,989
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $2,209,142        $1,243,634
                                              ==========        ==========
NET INCOME per unit                           $     5.28        $     2.97
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========






            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)
                                                   2005            2004
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $2,476,526      $1,396,623
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 237,932         155,929
      Settlement of asset retirement
        obligation                             (       345)              -
      Gain on disposal of discontinued
        operations (Note 3)                              -     (    88,757)
      (Increase) decrease in accounts
        receivable - oil and gas sales         (   209,136)        367,466
      Decrease in deferred charge                    9,335             901
      Increase (decrease) in accounts
        payable                                (   549,992)        273,738
      Increase in gas imbalance payable                486               -
      Decrease in accrued liability            (    22,401)    (    38,937)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,942,405      $2,066,963
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   27,202)    ($  139,581)
   Proceeds from oil and gas properties              2,009               -
   Proceeds from disposal of
      discontinued operations (Note 3)                   -         632,221
                                                ----------      ----------
Net cash provided (used) by investing
   activities                                  ($   25,193)     $  492,640
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($2,132,378)    ($2,842,231)
                                                ----------      ----------
Net cash used by financing activities          ($2,132,378)    ($2,842,231)
                                                ----------      ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($  215,166)    ($  282,628)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           1,413,497       1,513,224
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,198,331      $1,230,596
                                                ==========      ==========
            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                  2005             2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  794,230       $  696,460
   Accounts receivable:
      Oil and gas sales                           720,409          548,005
                                               ----------       ----------
        Total current assets                   $1,514,639       $1,244,465

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,731,520        1,727,931

DEFERRED CHARGE                                    17,337           21,947
                                               ----------       ----------
                                               $3,263,496       $2,994,343
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  108,999       $   92,446
   Gas imbalance payable                            5,120            4,721
   Asset retirement obligation -
      current (Note 1)                              4,332            8,552
                                               ----------       ----------
        Total current liabilities              $  118,451       $  105,719

LONG-TERM LIABILITIES:
   Accrued liability                           $   95,107       $  105,877
   Asset retirement obligation
      (Note 1)                                    261,135          141,647
                                               ----------       ----------
        Total long-term liabilities            $  356,242       $  247,524

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  132,018)     ($  142,055)
   Limited Partners, issued and
      outstanding, 221,484 units                2,920,821        2,783,155
                                               ----------       ----------
        Total Partners' capital                $2,788,803       $2,641,100
                                               ----------       ----------
                                               $3,263,496       $2,994,343
                                               ==========       ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                2005              2004
                                             ----------         --------

REVENUES:
   Oil and gas sales                         $1,020,539         $752,555
   Interest income                                4,016              921
                                             ----------         --------
                                             $1,024,555         $753,476

COSTS AND EXPENSES:
   Lease operating                           $  153,939         $143,065
   Production tax                                54,686           41,096
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 54,598           54,989
   General and administrative
      (Note 2)                                   62,266           62,009
                                             ----------         --------
                                             $  325,489         $301,159
                                             ----------         --------

NET INCOME                                   $  699,066         $452,317
                                             ==========         ========
GENERAL PARTNER - NET INCOME                 $   36,936         $ 24,770
                                             ==========         ========
LIMITED PARTNERS - NET INCOME                $  662,130         $427,547
                                             ==========         ========
NET INCOME per unit                          $     2.99         $   1.93
                                             ==========         ========
UNITS OUTSTANDING                               221,484          221,484
                                             ==========         ========












            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)


                                                2005               2004
                                             ----------         ----------

REVENUES:
   Oil and gas sales                         $2,651,628         $2,107,070
   Interest income                               10,027              2,294
                                             ----------         ----------
                                             $2,661,655         $2,109,364

COSTS AND EXPENSES:
   Lease operating                           $  437,574         $  420,092
   Production tax                               141,972            113,825
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                132,003            112,987
   General and administrative
      (Note 2)                                  207,533            206,764
                                             ----------         ----------
                                             $  919,082         $  853,668
                                             ----------         ----------

NET INCOME                                   $1,742,573         $1,255,696
                                             ==========         ==========
GENERAL PARTNER - NET INCOME                 $   91,907         $   67,190
                                             ==========         ==========
LIMITED PARTNERS - NET INCOME                $1,650,666         $1,188,506
                                             ==========         ==========
NET INCOME per unit                          $     7.45         $     5.37
                                             ==========         ==========
UNITS OUTSTANDING                               221,484            221,484
                                             ==========         ==========














            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)
                                                    2005           2004
                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,742,573     $1,255,696
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  132,003        112,987
      Increase in accounts receivable
        - oil and gas sales                     (   172,404)   (   114,129)
      Decrease in deferred charge                     4,610            366
      Increase (decrease) in accounts
        payable                                      16,646    (    10,288)
      Increase in gas imbalance
        payable                                         399              -
      Decrease in accrued liability             (    10,770)   (    23,327)
                                                 ----------     ----------
Net cash provided by operating
   activities                                    $1,713,057     $1,221,305
                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   22,735)   ($  100,813)
   Proceeds from the sale of oil
      and gas properties                              2,318          7,448
                                                 ----------     ----------
Net cash used by investing
   activities                                   ($   20,417)   ($   93,365)
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,594,870)   ($1,031,681)
                                                 ----------     ----------
Net cash used by financing
   activities                                   ($1,594,870)   ($1,031,681)
                                                 ----------     ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $   97,770     $   96,259

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              696,460        521,918
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  794,230     $  618,177
                                                 ==========     ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 2005, statements of operations for the three and nine months ended September 30, 2005 and 2004, and statements of cash flows for the nine months ended September 30, 2005 and 2004 have been prepared by Geodyne Resources, Inc., the General Partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004, and the cash flows for the nine months ended September 30, 2005 and 2004.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2004. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.


      DISCONTINUED OPERATIONS
      -----------------------

      As further described in Note 3, the III-D and III-E Partnerships sold all of their oil and gas assets held in the Jay-Little Escambia Creek Field ("Jay Field") on May 12, 2004 at a large public oil and gas auction.

      OIL AND GAS PROPERTIES
      ----------------------

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion, of the General Partner's property screening costs. The acquisition cost to the Partnerships of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the unit-of-production method. The Partnerships' depletion, depreciation, and amortization includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment.

      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss (including the elimination of the asset retirement obligation) reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.


      ASSET RETIREMENT OBLIGATIONS
      ----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised in the future based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. The Partnerships' asset retirement obligations were revised upward for the three months ended

      September 30, 2005 due to an increase in both the labor and rig costs associated with plugging wells. Cash flows would not be affected until wells are actually plugged and abandoned.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the nine months ended September 30, 2005, the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships recognized approximately $44,000, $41,000, $83,000, $29,000, $88,000, and $26,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the three and nine months ended September 30, 2005 and 2004 are as shown below.


                                III-A Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $117,256          $112,025
      Additions and revisions                    115,243                 -
      Accretion expense                            5,775               945
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $238,274          $112,970
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $114,955          $114,993
      Additions and revisions                    115,243                 -
      Settlements and disposals                        -         (   4,865)
      Accretion expense                            8,076             2,842
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $238,274          $112,970
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  5,357          $ 16,604
      Asset Retirement Obligation -
         Long-Term                               232,917            96,366

                                III-B Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2005        b9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $ 81,447          $ 80,077
      Additions and revisions                     80,508                 -
      Accretion expense                            3,973                17
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $165,928          $ 80,094
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 79,865          $ 83,211
      Additions and revisions                     80,508                 -
      Settlements and disposals                        -         (   3,209)
      Accretion expense                            5,555                92
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $165,928          $ 80,094
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 49,771          $ 30,779
      Asset Retirement Obligation -
         Long-Term                               116,157            49,315

                                III-C Partnership
                                -----------------

                                             Three Months       Three Months
                                                 Ended              Ended
                                               9/30/2005         9/30/2004
                                             ------------       ------------

      Total Asset Retirement
         Obligation, July 1                     $209,962           $198,939
      Additions and revisions                    206,049                 22
      Settlements and disposals                        -          (     131)
      Accretion expense                           10,390              1,693
                                                --------           --------
      Total Asset Retirement
         Obligation, End of Quarter             $426,401           $200,523
                                                ========           ========

                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $204,672          $194,453
      Additions and revisions                    207,132             1,044
      Settlements and disposals                        -         (     131)
      Accretion expense                           14,597             5,157
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $426,401          $200,523
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 54,470          $ 34,286
      Asset Retirement Obligation -
         Long-Term                               371,931           166,237


                                III-D Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $111,537          $105,878
      Additions and revisions                     69,849                 3
      Settlements and disposals                        -         (      17)
      Accretion expense                            3,893               838
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $185,279          $106,702
                                                ========          ========

                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $109,182          $314,031
      Additions and revisions                     70,004               149
      Settlements and disposals                        -         (      17)
      Accretion expense                            6,093             5,366
      Discontinued operations                          -         ( 212,827)
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $185,279          $106,702
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  5,857          $ 11,890
      Asset Retirement Obligation -
         Long-Term                               179,422            94,812

                                III-E Partnership
                                -----------------

                                             Three Months      Three Months
                                                Ended              Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $216,248        $  217,719
      Additions and revisions                    228,882
      Settlements and disposals                        -                 -
      Accretion expense                           11,257             1,583
                                                --------        ----------
      Total Asset Retirement
         Obligation, End of Quarter             $456,387        $  219,302
                                                ========        ==========


                                              Nine Months       Nine Months
                                                 Ended            Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $217,175        $1,768,863
      Additions and revisions                    228,882                 -
      Settlements and disposals                (   5,091)                -
      Accretion expense                           15,421            24,042
      Discontinued operations                          -       ( 1,573,603)
                                                --------        ----------
      Total Asset Retirement
         Obligation, End of Period              $456,387        $  219,302
                                                ========        ==========
      Asset Retirement Obligation -
         Current                                $ 13,427        $   23,221
      Asset Retirement Obligation -
         Long-Term                               442,960           196,081

                                III-F Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $153,610        $  146,070
      Additions and revisions                    105,768                 -
      Accretion expense                            6,089             1,521
                                                --------        ----------
      Total Asset Retirement
         Obligation, End of Quarter             $265,467        $  147,591
                                                ========        ==========

                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $150,199        $  142,977
      Additions and revisions                    105,768                 -
      Accretion expense                            9,500             4,614
                                                --------        ----------
      Total Asset Retirement
         Obligation, End of Period              $265,467        $  147,591
                                                ========        ==========
      Asset Retirement Obligation -
         Current                                $  4,332        $    4,485
      Asset Retirement Obligation -
         Long-Term                               261,135           143,106



2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2005, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                 Direct General          Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $ 4,752                $ 69,468
               III-B                   3,592                  36,405
               III-C                   3,923                  64,353
               III-D                   2,889                  34,476
               III-E                   6,043                 110,070
               III-F                   3,982                  58,284

      During the nine months ended September 30, 2005, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                 Direct General          Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $34,203                $208,404
               III-B                  30,155                 109,215
               III-C                  32,848                 193,059
               III-D                  29,440                 103,428
               III-E                  40,447                 330,210
               III-F                  32,681                 174,852

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.


3.    DISCONTINUED OPERATIONS
      -----------------------

      On May 12, 2004, the III-D and III-E Partnerships sold all of their interests in the Jay Field located in Santa Rosa County, Florida at a large public oil and gas auction for approximately $721,000, subject to standard transaction requirements and adjustments. These proceeds were allocated approximately $89,000 and $632,000, respectively, to the III-D and III-E Partnerships. This represents the sale of all oil and gas assets held by the III-D and III-E Partnerships in the Jay Field and is therefore a disposal of a business segment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). The sale resulted in a gain on disposal of discontinued operations of approximately $10,000 and $89,000, respectively, for the III-D and III-E Partnerships. Accordingly, prior year results of the Jay Field segment have been classified as discontinued.

      Results from discontinued operations for the three and nine months ended September 30, 2004 were as follows:

                                III-D Partnership
                                -----------------

                                             Three Months       Nine months
                                                 Ended             Ended
                                               9/30/2004         9/30/2004
                                             ------------      ------------

      Oil and gas sales                         ($    46)         $149,190
      Lease operating                           ( 67,798)        ( 225,400)
      Production tax                            (     22)        (   9,840)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                                    -         (   2,818)
                                                 -------          --------
      Loss from discontinued
         operations                             ($67,866)        ($ 88,868)
                                                 =======          ========

                                III-E Partnership
                                -----------------

                                             Three Months       Nine months
                                                 Ended            Ended
                                               9/30/2004         9/30/2004
                                             ------------      ------------

      Oil and gas sales                        ($    328)       $1,064,866
      Lease operating                          ( 483,855)      ( 1,608,617)
      Production tax                           (     156)      (    70,237)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                                    -       (    19,235)
                                                --------        ----------
      Loss from discontinued
         operations                            ($484,339)      ($  633,223)
                                                ========        ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

      This Quarterly Report contains certain forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Partnerships.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, and otherwise indicated.


DISCONTINUED OPERATIONS
-----------------------

      The III-D and III-E Partnerships owned working interests in the Jay Field located in Santa Rosa County, Florida. This property, consisting of several oil and gas producing wells, several nitrogen gas injection wells (to stimulate production), and a gas plant, is operated by ExxonMobil. The injection process leads to very high operating costs. As a result, changes in oil (in particular) and natural gas prices can significantly impact net cash flow and the estimated net present value of this property's proved reserves. Based on information received from the operator, in late 2001 through early 2004 this property experienced mechanical and operational difficulties primarily associated with the nitrogen injection system and gas plant operations. Also, the drilling of a directional well significantly exceeded the operator's original cost estimates. The operator notified the working interest owners that additional costs would be incurred in order to plug several wells. As a result of these costs, cash flow from this property had been reduced and at times had been negative. This property is very sensitive to changes in oil prices and production volumes.

      In May 2004, the III-D and III-E Partnerships sold all of their interests in the Jay Field and the disposal was treated as a discontinued operation. The sales proceeds consisting of approximately $89,000 and $632,000, respectively, were included in the August 15, 2004 cash distributions to the III-D and III-E Partnerships. The sale of the Jay Field interests will impact the continuing future operations of the III-D and III-E Partnerships. It is anticipated that these Partnerships will have lower lease operating costs, lower oil and gas sales, and a reduction in their asset retirement obligations. The reader should refer to Note 3 - Discontinued Operations to the consolidated financial statements included in PART I, ITEM 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter.


GENERAL
-------

      The Partnerships are engaged in the business of acquiring and operating producing oil and gas properties located in the continental United States. In general, a Partnership acquired producing properties and did not engage in development drilling or enhanced recovery projects, except as an incidental part of the management of the producing properties acquired. Therefore, the economic life of each Partnership is limited to the period of time required to fully produce its acquired oil and gas reserves. The net proceeds from the oil and gas operations are distributed to the Limited Partners and the General Partner in accordance with the terms of the Partnerships' partnership agreements.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:

                                                               Limited
                                      Date of              Partner Capital
               Partnership          Activation              Contributions
               -----------       ------------------        ---------------

                  III-A          November 22, 1989           $26,397,600
                  III-B          January 24, 1990             13,833,600
                  III-C          February 27, 1990            24,453,600
                  III-D          September 5, 1990            13,100,800
                  III-E          December 26, 1990            41,826,600
                  III-F          March 7, 1991                22,148,400

      In general, the amount of funds available for acquisition of producing properties was equal to the capital contributions of the Limited Partners, less 15% for sales commissions and organization and management fees. All of the Partnerships have fully invested their capital contributions.

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2005 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions or workovers may, however, reduce or eliminate cash available for a particular quarterly distribution.

      Pursuant to the terms of the Partnership Agreements for the Partnerships (the "Partnership Agreements") the Partnerships were initially scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Quarterly Report, the General Partner has extended the terms of the Partnerships for their fourth extension period. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                         Initial           Extensions     Current
      Partnership  Termination Date        Exercised   Termination Date
      -----------  -----------------       ---------  -----------------
         III-A       November 22, 1999          4       November 22, 2007
         III-B       January 24, 2000           4       December 31, 2007
         III-C       February 28, 2000          4       December 31, 2007
         III-D       September 5, 2000          4       December 31, 2007
         III-E       December 26, 2000          4       December 31, 2007
         III-F       March 7, 2001              4       December 31, 2007

      In May 2004 the III-D and III-E Partnerships sold their working interests in the Jay Field located in Santa Rosa County, Florida. A routine audit by an unaffiliated non-operator of joint interest billings after the effective date of the sale resulted in the III-D and III-E Partnerships making additional expense payments of approximately $68,000 and $484,000, respectively, for costs represented to have been incurred before the effective date of the sale. However, the General Partner's independent review of the expenses revealed that approximately $30,000 and $215,000, respectively, paid by the III-D and III-E Partnerships were actually not applicable to periods before the effective date of the sale and were therefore improper. The General Partner has demanded that the purchaser return the excess payments to the III-D and III-E Partnerships; however, the purchaser has ignored these demands. The General Partner intends to initiate litigation in order to recover the overpaid expenses.


CRITICAL ACCOUNTING POLICIES
----------------------------

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of the properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the unit-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment. When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss (including the elimination of the asset retirement obligation) reflected in income. When less that complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each oil and gas field (rather than separately for each well). If the unamortized costs of oil and gas properties within a field exceeds the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the estimated discounted future cash flows from the properties. The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.

      The Deferred Charge on the Balance Sheets represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. Conversely, the Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the Deferred Charge and Accrued Liability is the annual average production costs per Mcf.

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices for which the Partnerships are currently settling this liability. These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by negotiated or contractual payment to the underproduced party.

ASSET RETIREMENT OBLIGATIONS
----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      The  Partnerships  are  not  aware  of  any  recently  issued   accounting
      pronouncements that would have an impact on the Partnerships' future results of operations and financial position.


PROVED RESERVES AND NET PRESENT VALUE
-------------------------------------

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships, and are annually reviewed by an independent engineering firm. "Proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions. The following information includes certain gas balancing adjustments which cause the gas volume to differ from the reserve reports prepared by the General Partner.

                                III-A Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             123,403        3,772,737
         Production                             (  8,034)      (  108,487)
         Extensions and discoveries                  774           12,699
         Revisions of previous
            estimates                              3,094           69,293
                                                 -------        ---------

      Proved reserves, March 31, 2005            119,237        3,746,242
         Production                             (  8,162)      (  105,753)
         Extensions and discoveries                  206            1,490
         Revisions of previous
            estimates                           (  3,749)      (    5,379)
                                                 -------        ---------

      Proved reserves, June 30, 2005             107,532        3,636,600
         Production                             (  8,206)      (   89,344)
         Extensions and discoveries                  102            2,052
         Revisions of previous
            estimates                              4,869          118,783
                                                 -------        ---------

      Proved reserves, Sept. 30, 2005            104,297        3,668,091
                                                 =======        =========

                                III-B Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004              74,694        1,557,071
         Production                              ( 5,398)      (   44,794)
         Extensions and discoveries                  502            6,191
         Revisions of previous
            estimates                              2,659           27,821
                                                  ------        ---------

      Proved reserves, March 31, 2005             72,457        1,546,289
         Production                              ( 5,712)      (   45,921)
         Extensions and discoveries                  135              861
         Revisions of previous
            estimates                            ( 2,343)      (   17,857)
                                                  ------        ---------

      Proved reserves, June 30, 2005              64,537        1,483,372
         Production                              ( 5,623)      (   38,044)
         Extensions and discoveries                   64              911
         Revisions of previous
            estimates                              3,784           50,798
                                                  ------        ---------

      Proved reserves, Sept. 30, 2005             62,762        1,497,037
                                                  ======        =========

                                III-C Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004              81,674        4,632,503
         Production                              ( 2,469)      (  134,206)
         Extensions and discoveries                   39           55,001
         Revisions of previous
            estimates                              7,915          102,271
                                                  ------        ---------

      Proved reserves, March 31, 2005             87,159        4,655,569
         Production                              ( 2,286)      (  143,514)
         Extensions and discoveries                  105           64,663
         Revisions of previous
            estimates                              3,431          173,523
                                                  ------        ---------

      Proved reserves, June 30, 2005              88,409        4,750,241
         Production                              ( 2,541)      (  136,692)
         Extensions and discoveries                  686           47,310
         Revisions of previous
            estimates                              7,973          205,093
                                                  ------        ---------

      Proved reserves, Sept. 30, 2005             94,527        4,865,952
                                                  ======        =========

                                III-D Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004              81,073        2,409,961
         Production                              ( 2,399)      (   76,715)
         Extensions and discoveries                    4            7,610
         Revisions of previous
            estimates                              6,793           54,632
                                                  ------        ---------

      Proved reserves, March 31, 2005             85,471        2,395,488
         Production                              ( 2,101)      (   75,890)
         Extensions and discoveries                   69            6,673

         Revisions of previous
            estimates                            (   105)         132,644
                                                  ------        ---------

      Proved reserves, June 30, 2005              83,334         2,458,915
         Production                              ( 2,069)      (   71,544)
         Extensions and discoveries                  317            28,622
         Revisions of previous
            estimates                              5,614          125,700
                                                  ------        ---------

      Proved reserves, Sept. 30, 2005             87,196        2,541,693
                                                  ======        =========

                                III-E Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)          (Mcf)
                                                ---------      ------------

      Proved reserves, Dec. 31, 2004             158,508        6,440,079
         Production                             (  6,185)      (  172,223)
         Extensions and discoveries                   11            2,322
         Revisions of previous
            estimates                              6,975           59,406
                                                 -------        ---------

      Proved reserves, March 31, 2005            159,309        6,329,584
         Production                             (  6,195)      (  172,213)
         Extensions and discoveries               10,189           34,407
         Revisions of previous
            estimates                              2,252           62,569
                                                 -------        ---------

      Proved reserves, June 30, 2005             165,555        6,254,347

         Production                             (  5,431)      (  170,927)
         Extensions and discoveries                  601           66,229
         Revisions of previous
            estimates                              5,395          286,882
                                                 -------        ---------

      Proved reserves, Sept. 30, 2005            166,120        6,436,531
                                                 =======        =========

                                III-F Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             314,866        4,140,725
         Production                             (  5,389)      (  100,250)
         Extensions and discoveries                    9            1,950
         Revisions of previous
            estimates                              6,292            3,196
                                                 -------        ---------

      Proved reserves, March 31, 2005            315,778        4,045,621
         Production                             (  4,989)      (   89,254)
         Extensions and discoveries                8,565           30,840
         Revisions of previous
            estimates                                313       (  275,088)
                                                 -------        ---------

      Proved reserves, June 30, 2005             319,667        3,712,119
         Production                             (  5,158)      (   97,527)
         Extensions and discoveries                  435           52,312
         Revisions of previous
            estimates                              5,848          168,813
                                                 -------        ---------

      Proved reserves, Sept. 30, 2005            320,792        3,835,717
                                                 =======        =========

      The net present value of the Partnerships' reserves may change dramatically as oil and gas prices change or as volumes change for the reasons described above. Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum.

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of September 30, 2005, June 30, 2005, March 31, 2005, and December 31, 2004. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to September 30, 2005. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at September 30, 2005 will actually be realized for such production.

                          Net Present Value of Reserves (In 000's)
                       -----------------------------------------------
      Partnership       9/30/05     6/30/05     3/31/05       12/31/04
      -----------       -------     -------     -------       --------
        III-A           $27,867     $13,839     $14,547        $12,009
        III-B            12,175       6,335       6,764          5,576
        III-C            33,033      14,277      14,227         11,293
        III-D            17,821       7,812       7,970          6,265
        III-E            45,867      20,800      21,237         17,295
        III-F            31,478      15,562      16,359         13,190

                                    Oil and Gas Prices
                        ----------------------------------------------
        Pricing          9/30/05    6/30/05     3/31/05       12/31/04
      -----------        -------    -------     -------       --------
      Oil (Bbl)          $ 66.21    $ 56.63     $ 55.31        $ 43.36
      Gas (Mcf)            15.21       7.07        7.17           6.02


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below.

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. The level of net revenues is also highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so.

      Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

            *     Worldwide and domestic supplies of oil and natural gas;
            * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil prices and production quotas;
            * Political instability or armed conflict in oil-producing regions or around major shipping areas;
            *     The level of consumer demand and overall economic activity;
            *     The competitiveness of alternative fuels;
            * Weather conditions and the impact of weather- related events;
            *     The availability of pipelines for  transportation;  and
            *     Domestic and foreign government regulations and taxes.

      It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will remain. Operating costs, including General and Administrative Expenses, may not decline over time or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

      In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase or decrease at an even greater rate over a given period. These factors include, but are not limited to, (i)
      geophysical  conditions  which  cause an  acceleration  of the  decline in production, (ii) the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices (or high oil and gas prices), mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well,
      (iii) prior period volume adjustments (either positive or negative) made by the purchasers of the production, (iv) ownership adjustments in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout), and (v) completion of enhanced recovery projects which increase production for the well. Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal declines in production experienced on all remaining wells.

      III-A PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                   2005             2004
                                                ----------       ----------
      Oil and gas sales                         $1,208,182       $1,024,984
      Oil and gas production expenses           $  298,245       $  189,293
      Barrels produced                               8,206           10,084
      Mcf produced                                  89,344          111,220
      Average price/Bbl                         $    59.90       $    41.78
      Average price/Mcf                         $     8.02       $     5.43

      As shown in the table above, total oil and gas sales increased $183,198 (17.9%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase, approximately $149,000 and $232,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $79,000 and $119,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,878 barrels and 21,876 Mcf, respectively, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during mid 2005 in order to perform a workover. As of the date of this Quarterly Report, the shut-in well has returned to production at a lower rate than previously experienced. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting-in of two significant wells during early 2005 in order to perform workovers, and (iii) positive prior period volume adjustments made by the operators on two other significant wells during the three months ended September 30, 2004. As of the date of this Quarterly Report, the operator has not yet determined when the shut-in wells will return to production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $108,952 (57.6%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This increase was primarily due to (i) workover expenses incurred on two significant wells during the three months ended September 30, 2005,
      (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) salt water disposal expenses incurred on several wells during the three months ended September 30, 2005. As a percentage of oil and gas sales, these expenses increased to 24.7% for the three months ended September 30, 2005 from 18.5% for the three months ended September 30, 2004. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $33,563 (127.5%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase
      (i)  approximately   $35,000  was  due  to  the  depletion  of  additional
      capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $21,000 was related to previously fully depleted wells, and
      (ii) approximately $5,000 was due to accretion of these additional asset retirement obligations. This increase was partially offset by (i) the decreases in volumes of oil and gas sold and (ii) one significant well being fully depleted during the three months ended September 30, 2004 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 5.0% for the three months ended September 30, 2005 from 2.6% for the three months ended September 30, 2004. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 6.1% for the three months ended September 30, 2005 from 7.2% for the three months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                   2005             2004
                                                ----------       ----------
      Oil and gas sales                         $3,378,280       $3,115,672
      Oil and gas production expenses           $  874,567       $  635,672
      Barrels produced                              24,402           30,155
      Mcf produced                                 303,584          357,105
      Average price/Bbl                         $    52.63       $    37.54
      Average price/Mcf                         $     6.90       $     5.55

      As shown in the table above, total oil and gas sales increased $262,608 (8.4%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase, approximately $368,000 and $408,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $216,000 and $297,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 5,753 barrels and 53,521 Mcf, respectively, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The decrease in volumes of oil sold was primarily due to (i) normal declines in production, (ii) the shutting-in of two significant wells during late 2004 and early to mid 2005 in order to perform workovers, and (iii) the shutting-in of two other significant wells during early 2005 due to mechanical problems. As of the date of this Quarterly Report, the shut-in wells have returned to production at a lower rate than previously experienced. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a positive prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2004, and (iii) the shutting-in of two significant wells during early 2005 in order to perform workovers. As of the date of this Quarterly Report, the operator has not yet determined when the shut-in wells will return to production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $238,895 (37.6%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This increase was primarily due to (i) workover expenses incurred on several wells during the nine months ended September 30, 2005, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) a positive prior period production tax adjustment made by the operator on one significant well during the nine months ended September 30, 2005. These increases were partially offset by a negative prior period production tax adjustment made by the operator on another significant well during the nine months ended September 30, 2005. As a percentage of oil and gas sales, these expenses increased to 25.9% for the nine months ended September 30, 2005 from 20.4% for the nine months ended September 30, 2004. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $44,498 (29.4%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This decrease was primarily due to (i) the abandonment of one significant well during the nine months ended September 30, 2004 following an unsuccessful recompletion attempt, (ii) the decreases in volumes of oil and gas sold, and (iii) another significant well being fully depleted during the nine months ended September 30, 2004 due to the lack of remaining reserves. These decreases were partially offset by increases of (i) approximately $35,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $21,000 was related to previously fully depleted wells, and (ii) approximately $5,000 due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense decreased to 3.2% for the nine months ended

      September 30, 2005 from 4.9% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 7.2% for the nine months ended September 30, 2005 from 7.8% for the nine months ended September 30, 2004.

      The Limited Partners have received cash distributions through September 30, 2005 totaling $40,839,701 or 154.71% of Limited Partners' capital contributions.

      III-B PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

                                          Three Months Ended September 30,
                                          --------------------------------
                                                    2005            2004
                                                  --------        --------
      Oil and gas sales                           $638,006        $545,780
      Oil and gas production expenses             $184,994        $112,269
      Barrels produced                               5,623           6,537
      Mcf produced                                  38,044          47,789
      Average price/Bbl                           $  59.81        $  42.16
      Average price/Mcf                           $   7.93        $   5.65

      As shown in the table above, total oil and gas sales increased $92,226 (16.9%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase, approximately $99,000 and $87,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $39,000 and $55,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 914 barrels and 9,745 Mcf, respectively, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during mid 2005 in order to perform a workover. As of the date of this Quarterly Report, the shut-in well has returned to production at a lower rate than previously experienced. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting-in of two significant wells during early 2005 in order to perform workovers, and (iii) positive prior period volume adjustments made by the operators on two significant wells during the three months ended September 30, 2004. As of the date of this Quarterly Report, the operator has not yet determined when the shut-in wells will return to production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $72,725 (64.8%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This increase was primarily due to (i) workover expenses incurred on two significant wells during the three months ended September 30, 2005,
      (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) salt water disposal expenses incurred on several wells during the three months ended September 30, 2005. As a percentage of oil and gas sales, these expenses increased to 29.0% for the three months ended September 30, 2005 from 20.6% for the three months ended September 30, 2004. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $35,166 (245.5%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase
      (i)  approximately   $35,000  was  due  to  the  depletion  of  additional
      capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $13,000 was related to previously fully depleted wells, and
      (ii) approximately $3,000 was due to accretion of these additional asset retirement obligations. This increase was partially offset by (i) one significant well being fully depleted during the three months ended September 30, 2004 due to the lack of remaining reserves and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 7.8% for the three months ended September 30, 2005 from 2.6% for the three months ended September 30, 2004. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 6.3% for the three months ended September 30, 2005 from 7.3% for the three months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

                                           Nine Months Ended September 30,
                                           -------------------------------
                                                     2005          2004
                                                  ----------    ----------
      Oil and gas sales                           $1,768,452    $1,587,512
      Oil and gas production expenses             $  520,248    $  373,673
      Barrels produced                                16,733        20,316
      Mcf produced                                   128,759       145,561
      Average price/Bbl                           $    52.67    $    37.54
      Average price/Mcf                           $     6.89    $     5.67

      As shown in the table above, total oil and gas sales increased $180,940 (11.4%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase, approximately $253,000 and $157,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $134,000 and $95,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 3,583 barrels and 16,802 Mcf, respectively, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The decrease in volumes of oil sold was primarily due to (i) normal declines in production, (ii) the shutting-in of two significant wells during late 2004 and early to mid 2005 in order to perform workovers, and (iii) the shutting-in of two other significant wells during early 2005 due to mechanical problems. As of the date of this Quarterly Report, the shut-in wells have returned to production at a lower rate than previously experienced. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of two significant wells during early 2005 in order to perform workovers. As of the date of this Quarterly Report, the operator has not yet determined when the shut-in wells will return to production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $146,575 (39.2%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This increase was primarily due to (i) workover expenses incurred on several wells during the nine months ended September 30, 2005, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) a positive prior period production tax adjustment made by the operator on one significant well during the nine months ended September 30, 2005. These increases were partially offset by a negative prior period production tax adjustment made by the operator on another significant well during the nine months ended September 30, 2005. As a percentage of oil and gas sales, these expenses increased to 29.4% for the nine months ended September 30, 2005 from 23.5% for the nine months ended September 30, 2004. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $23,898 (26.5%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This decrease was primarily due to (i) the abandonment of one significant well during the nine months ended September 30, 2004 following an unsuccessful recompletion attempt, (ii) the decreases in volumes of oil and gas sold, and (iii) another significant well being fully depleted during the nine months ended September 30, 2004 due to the lack of remaining reserves. These decreases were partially offset by increases of (i) approximately $35,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $13,000 was related to previously fully depleted wells, and (ii) approximately $3,000 due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense decreased to 3.8% for the nine months ended September 30, 2005 from 5.7% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $1,797 (1.3%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 7.9% for the nine months ended September 30, 2005 from 8.7% for the nine months ended September 30, 2004.

      The Limited Partners have received cash distributions through September 30, 2005 totaling $22,770,353 or 164.60% of Limited Partners' capital contributions.

      III-C PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

                                         Three Months Ended September 30,
                                         --------------------------------
                                                   2005            2004
                                                ----------       --------
      Oil and gas sales                         $1,123,255       $691,851
      Oil and gas production expenses           $  238,678       $209,383
      Barrels produced                               2,541          1,414
      Mcf produced                                 136,692        125,994
      Average price/Bbl                         $    59.33       $  43.23
      Average price/Mcf                         $     7.11       $   5.01

      As shown in the table above, total oil and gas sales increased $431,404 (62.4%) for the three months ended September 30, 2005 as compared to the three months ended

      September 30, 2004. Of this increase, approximately (i) $41,000 and $288,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $49,000 and $53,000, respectively, were related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 1,127 barrels and 10,698 Mcf, respectively, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The increase in volumes of oil sold was primarily due to (i) an increase in production on several wells following the successful workovers of those wells during mid 2005 and (ii) the successful completion of two new wells during mid 2005. The increase in volumes of gas sold was primarily due to (i) the successful completion of two new wells during late 2004 and early 2005, (ii) an increase in production on two significant wells following the successful workovers of those wells during mid to late 2004, and (iii) positive prior period volume adjustments made by the operator on two significant wells during the three months ended September 30, 2005. These increases were partially offset by normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $29,295 (14.0%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred on two significant wells during the three months ended September 30, 2005, and (iii) a positive prior period lease operating expense adjustment made by the operator on one significant well during the three months ended September 30, 2005. These increases were partially offset by workover expenses incurred on two significant wells during the three months ended September 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 21.2% for the three months ended September 30, 2005 from 30.3% for the three months ended September, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties decreased $89,408 (45.4%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This decrease was primarily due to one significant well being fully depleted during the three months ended September 30, 2004 due to the lack of remaining reserves. This decrease was partially offset by an increase of (i) approximately $68,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $39,000 was related to previously fully depleted wells, and (ii) approximately $8,000 due to accretion of these additional asset retirement obligations. This increase was also due to the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 9.6% for the three months ended September 30, 2005 from 28.4% for the three months ended September 30, 2004. This percentage decrease was primarily due to (i) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties and
      (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 6.1% for the three months ended September 30, 2005 from 9.8% for the three months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

                                          Nine Months Ended September 30,
                                          -------------------------------
                                                     2005          2004
                                                  ----------   ----------
      Oil and gas sales                           $3,060,079   $2,420,732
      Oil and gas production expenses             $  612,375   $  597,331
      Barrels produced                                 7,296        6,941
      Mcf produced                                   414,412      404,508
      Average price/Bbl                           $    52.43   $    36.36
      Average price/Mcf                           $     6.46   $     5.36

      As shown in the table above, total oil and gas sales increased $639,347 (26.4%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase, approximately (i) $117,000 and $456,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $13,000 and $53,000, respectively, were related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 355 barrels and 9,904 Mcf, respectively, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The increase in volumes of oil sold was primarily due to an increase in production on several wells following the successful workovers of those wells during mid 2005. The increase in volumes of gas sold was primarily due to (i) downward revisions in the estimates of remaining gas reserves during the nine months ended September 30, 2004 on one significant well resulting in the III-C Partnership becoming over produced in excess of estimated ultimate reserves thereby increasing gas imbalance payable, (ii) the successful completion of two new wells during late 2004, and (iii) an increase in production on two significant wells following the successful workovers of those wells during mid to late 2004. These increases were partially offset by (i) normal declines in production and (ii) a substantial decline in production during 2005 on one significant well following the workover of that well during mid 2004. The well with a substantial decline in production is not expected to return to its previously high levels of production.

      The average gas price increased to $6.46 per Mcf for the nine months ended September 30, 2005 from $5.36 per Mcf for the nine months ended September 30, 2004. Due to the gas imbalance situation on one significant well discussed above, gas volumes for that well were recorded as a liability at a substantially lower rate per Mcf than the average price per Mcf received by the III-C Partnership during the nine months ended September 30, 2004. This resulted in a higher average price per Mcf for the nine months ended September 30, 2004 than if the liability had not been recorded. No such material adjustments were recorded during the nine months ended September 30, 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $15,044 (2.5%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred on several wells during the nine months ended September 30, 2005, and (iii) a positive prior period lease operating expense adjustment made by the operator on another significant well during the nine months ended September 30, 2005. These increases were partially offset by workover expenses incurred on several other wells during the nine months ended September 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 20.0% for the nine months ended September 30, 2005 from 24.7% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties decreased $106,111 (34.5%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This decrease was primarily due to several wells being fully depleted during the nine months ended September 30, 2004 due to the lack of remaining reserves. This decrease was partially offset by an increase of (i) approximately $68,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $39,000 was related to previously fully depleted wells, and (ii) approximately $8,000 due to accretion of these additional asset retirement obligations. This increase was also due to (i) one significant well being fully depleted during the nine months ended September 30, 2005 due to the lack of remaining reserves and (ii) an increase in depletable oil and gas properties during 2005 primarily due to the drilling of two developmental wells. As a percentage of oil and gas sales, this expense decreased to 6.6% for the nine months ended September 30, 2005 from 12.7% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 7.4% for the nine months ended September 30, 2005 from 9.3% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2005 totaling $30,826,795 or 126.06% of Limited Partners' capital contributions.

      III-D PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

                                          Three Months Ended September 30,
                                          --------------------------------
                                                  2005              2004
                                                --------          --------
      Oil and gas sales                         $647,801          $397,237
      Oil and gas production expenses           $141,604          $143,651
      Barrels produced                             2,069             1,593
      Mcf produced                                71,544            67,763
      Average price/Bbl                         $  61.08          $  41.90
      Average price/Mcf                         $   7.29          $   4.88

      As shown in the table above, total oil and gas sales increased $250,564 (63.1%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase, approximately (i) $40,000 and $173,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $20,000 and $18,000, respectively, were related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 476 barrels and 3,781 Mcf, respectively, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well following the successful workover of that well during late 2004 and
      (ii) the successful completion of two new wells during early to mid 2005. These increases were partially offset by normal declines in production. The increase in volumes of gas sold was primarily due to (i) an increase in production on one significant well following the successful workover of that well during late 2004 and (ii) the successful completion of two new wells during early to mid 2005. These increases were partially offset by
      (i) normal declines in production and (ii) a substantial decline in production during 2005 on one significant well following the workover of that well during mid 2004. The well with a substantial decline in production is not expected to return to its previously high levels of production.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $2,047 (1.4%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This decrease was primarily due to workover expenses incurred on several wells during the three months ended September 30, 2004. These decreases were partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) an increase in repair and maintenance expenses incurred on several wells during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, and (iii) workover expenses incurred on two significant wells during the three months ended September 30, 2005. As a percentage of oil and gas sales, these expenses decreased to 21.9% for the three months ended September 30, 2005 from 36.2% for the three months ended September, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties increased $25,663 (214.9%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase
      (i)  approximately   $22,000  was  due  to  the  depletion  of  additional
      capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $17,000 was related to previously fully depleted wells, and
      (ii) approximately $3,000 was due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense increased to 5.8% for the three months ended September 30, 2005 from 3.0% for the three months ended September 30, 2004. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $3,813 (9.3%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 5.8% for the three months ended September 30, 2005 from 10.4% for the three months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   2005              2004
                                                ----------        ----------
      Oil and gas sales                         $1,739,907        $1,390,879
      Oil and gas production expenses           $  355,551        $  332,866
      Barrels produced                               6,569             6,423
      Mcf produced                                 224,149           217,239
      Average price/Bbl                         $    51.85        $    35.83
      Average price/Mcf                         $     6.24        $     5.34

      As shown in the table above, total oil and gas sales increased $349,028 (25.1%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase, approximately (i) $105,000 and $202,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $5,000 and $37,000, respectively, were related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 146 barrels and 6,910 Mcf, respectively, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well following the successful workover of that well during late 2004 and
      (ii) the successful completion of two new wells during early to mid 2005. These increases were partially offset by normal declines in production. The increase in volumes of gas sold was primarily due to (i) downward revisions in the estimates of remaining gas reserves during the nine months ended September 30, 2004 on one significant well resulting in the III-D Partnership becoming over produced in excess of estimated ultimate reserves thereby increasing gas imbalance payable, (ii) an increase in production on another significant well following the successful workover of that well during late 2004, and (iii) the successful completion of several new wells during late 2004 and early to mid 2005. These increases were partially offset by (i) normal declines in production and (ii) a substantial decline in production during 2005 on one significant well following the workover of that well during mid 2004. The well with a substantial decline in production is not expected to return to its previously high levels of production.

      The average gas price increased to $6.24 per Mcf for the nine months ended September 30, 2005 from $5.34 per Mcf for the nine months ended September 30, 2004. Due to the gas imbalance situation on one significant well discussed above, gas volumes for that well were recorded as a liability at a substantially lower rate per Mcf than the average price per Mcf received by the III-D Partnership during the nine months ended September 30, 2004. This resulted in a higher average price per Mcf for the nine months ended September 30, 2004 than if the liability had not been recorded. No such material adjustments were recorded during the nine months ended September 30, 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $22,685 (6.8%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred on several wells during the nine months ended September 30, 2005, and (iii) an increase in repair and maintenance expenses incurred on several other wells during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. These increases were partially offset by workover expenses incurred on several other wells during the nine months ended September 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 20.4% for the nine months ended September 30, 2005 from 23.9% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties increased $4,689 (6.4%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase (i) approximately $22,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $17,000 was related to previously fully depleted wells, and (ii)
      approximately $3,000 was due to accretion of these additional asset retirement obligations. This increase was also due to an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well. These increases were partially offset by (i) two significant wells being fully depleted during the nine months ended September 30, 2004 due to the lack of remaining reserves and
      (ii) upward revisions in the estimates of remaining gas reserves since September 30, 2004. As a percentage of oil and gas sales, this expense decreased to 4.5% for the nine months ended September 30, 2005 from 5.2% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in the average prices of oil and gas sold.

      General and administrative expenses decreased $2,495 (1.8%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 7.6% for the nine months ended September 30, 2005 from 9.7% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2005 totaling $17,234,669 or 131.55% of Limited Partners' capital contributions.

      III-E PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                   2005             2004
                                                ----------       ----------
      Oil and gas sales                         $1,536,728       $1,103,595
      Oil and gas production expenses           $  372,145       $  316,396
      Barrels produced                               5,431            3,420
      Mcf produced                                 170,927          179,461
      Average price/Bbl                         $    60.53       $    52.45
      Average price/Mcf                         $     7.07       $     5.15

      As shown in the table above, total oil and gas sales increased $433,133 (39.2%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase, approximately (i) $44,000 and $328,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $105,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $44,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 2,011 barrels, while volumes of gas sold decreased 8,534 Mcf for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The increase in volumes of oil sold was primarily due to a negative prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2004. This increase was partially offset by normal declines in production. The decrease in volumes of gas sold was primarily due to normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $55,749 (17.6%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred on several wells during the three months ended September 30, 2005, and (iii) repair and maintenance expenses incurred on one significant well during the three months ended September 30, 2005. These increases were partially offset by workover expenses incurred on one significant well during the three months ended September 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 24.2% for the three months ended September 30, 2005 from 28.7% for the three months ended September, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties increased $84,763 (125.6%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase
      (i)  approximately   $72,000  was  due  to  the  depletion  of  additional
      capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $47,000 was related to previously fully depleted wells, and
      (ii) approximately $9,000 was due to accretion of these additional asset retirement obligations. This increase was also due to (i) an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well and (ii) the receipt of equipment credits on one fully depleted well during the three months ended September 30, 2004. These increases were partially offset by an increase in depletable oil and gas properties during 2004 primarily due to the recompletion of two significant wells. As a percentage of oil and gas sales, this expense increased to 9.9% for the three months ended September 30, 2005 from 6.1% for the three months ended September 30, 2004. This percentage increase was primarily due to the dollar increase in depreciation, depletion and amortization of oil and gas properties.

      General and administrative expenses decreased $3,606 (3.0%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 7.6% for the three months ended September 30, 2005 from 10.8% for the three months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                   2005            2004
                                                ----------       ----------
      Oil and gas sales                         $4,107,355       $3,371,556
      Oil and gas production expenses           $1,039,061       $  924,846
      Barrels produced                              17,811           17,182
      Mcf produced                                 515,363          538,069
      Average price/Bbl                         $    49.99       $    35.81
      Average price/Mcf                         $     6.24       $     5.12

      As shown in the table above, total oil and gas sales increased $735,799 (21.8%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase, approximately (i) $253,000 and $577,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $22,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $116,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 629 barrels, while volumes of gas sold decreased 22,706 Mcf for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The increase in volumes of oil sold was primarily due to a negative prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2004. This increase was partially offset by normal declines in production. The decrease in volumes of gas sold was primarily due to normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $114,215 (12.3%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred on several wells during the nine months ended September 30, 2005, and (iii) repair and maintenance expenses incurred on another significant well during the nine months ended September 30, 2005. These increases were partially offset by workover expenses incurred on one significant well during the nine months ended September 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 25.3% for the nine months ended September 30, 2005 from 27.4% for the nine months ended September 30, 2004.

      Depreciation, depletion, and amortization of oil and gas properties increased $101,238 (74.1%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase (i) approximately $72,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $47,000 was related to previously fully depleted wells, and (ii)
      approximately $9,000 was due to accretion of these additional asset retirement obligations. This increase was also due to (i) an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well and (ii) the receipt of equipment credits on two fully depleted wells during the nine months ended September 30, 2004. These increases were partially offset by (i) an increase in depletable oil and gas properties during 2004 primarily due to the recompletion of two other significant wells and (ii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense increased to 5.8% for the nine months ended September 30, 2005 from 4.1% for the nine months ended September 30, 2004. This percentage increase was primarily due to the dollar increase in depreciation, depletion and amortization of oil and gas properties.

      General and administrative expenses decreased $5,341 (1.4%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 9.0% for the nine months ended September 30, 2005 from 11.2% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2005 totaling $51,243,016 or 122.51% of Limited Partners' capital contributions.

      III-F PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

                                          Three Months Ended September 30,
                                          --------------------------------
                                                     2005           2004
                                                  ----------      --------
      Oil and gas sales                           $1,020,539      $752,555
      Oil and gas production expenses             $  208,625      $184,161
      Barrels produced                                 5,158         5,192
      Mcf produced                                    97,527       104,753
      Average price/Bbl                           $    61.58      $  40.76
      Average price/Mcf                           $     7.21      $   5.16

      As shown in the table above, total oil and gas sales increased $267,984 (35.6%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase, approximately $108,000 and $199,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $2,000 and $37,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 34 barrels and 7,226 Mcf, respectively, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The decrease in volumes of oil sold was primarily due to normal declines in production, which decrease was partially offset by an increase in production on several wells following successful repairs made during mid to late 2004. The decrease in volumes of gas sold was primarily due to normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $24,464 (13.3%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred on several wells during the three months ended September 30, 2005, and (iii) repair and maintenance expenses incurred on one significant well during the three months ended September 30, 2005. These increases were partially offset by workover expenses incurred on one significant well during the three months ended September 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 20.4% for the three months ended September 30, 2005 from 24.5% for the three months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties remained relatively constant for the three months ended September 30, 2005 and 2004. A decrease in depreciation, depletion, and amortization was primarily due to (i) an increase in depletable oil and gas properties during 2004 primarily due to the recompletion of two significant wells and
      (ii) the decreases in volumes of oil and gas sold. These decreases were substantially offset by (i) an increase of approximately $15,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $7,000 was related to previously fully depleted wells, (ii) an increase of approximately $4,000 due to accretion of these additional asset retirement obligations, and (iii) the receipt of equipment credits on one fully depleted well during the three months ended September 30, 2004. As a percentage of oil and gas sales, this expense decreased to 5.3% for the three months ended September 30, 2005 from 7.3% for the three months ended September 30, 2004. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 6.1% for the three months ended September 30, 2005 from 8.2% for the three months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                     2005            2004
                                                  ----------      ----------
      Oil and gas sales                           $2,651,628      $2,107,070
      Oil and gas production expenses             $  579,546      $  533,917
      Barrels produced                                15,536          14,979
      Mcf produced                                   287,031         306,840
      Average price/Bbl                           $    53.46      $    36.64
      Average price/Mcf                           $     6.34      $     5.08

      As shown in the table above, total oil and gas sales increased $544,558 (25.8%) for the nine months ended September 30, 2005 as compared to the nine months ended

      September 30, 2004. Of this increase, approximately (i) $261,000 and $364,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $21,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $101,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 557 barrels, while volumes of gas sold decreased 19,809 Mcf for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The increase in volumes of oil sold was primarily due to (i) an increase in production on several wells following the successful workovers of those wells during mid to late 2004 and (ii) an increase in production on several other wells following successful repairs made during mid to late 2004. These increases were partially offset by normal declines in production. The decrease in volumes of gas sold was primarily due to normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $45,629 (8.5%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred on several wells during the nine months ended September 30, 2005, and (iii) repair and maintenance expenses incurred on one significant well during the nine months ended September 30, 2005. These increases were partially offset by expenses incurred during the nine months ended September 30, 2004 for an unsuccessful workover performed on one significant well. As a percentage of oil and gas sales, these expenses decreased to 21.9% for the nine months ended September 30, 2005 from 25.3% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties increased $19,016 (16.8%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase (i) approximately $15,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $7,000 was related to previously fully depleted wells, and (ii) approximately $4,000 was due to accretion of these additional asset retirement obligations. This increase was also due to the receipt of equipment credits on two fully depleted wells during the nine months ended September 30, 2004. These increases were partially offset by (i) an increase in depletable oil and gas properties during 2004 primarily due to the recompletion of two significant wells and (ii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 5.0% for the nine months ended September 30, 2005 from 5.4% for the nine months ended September 30, 2004.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 7.8% for the nine months ended September 30, 2005 from 9.8% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2005 totaling $21,185,904 or 95.65% of Limited Partners' capital contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.     CONTROLS AND PROCEDURES

            As of the end of the period covered by this report, the principal executive officer and principal financial officer conducted an evaluation of the Partnerships' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, such officers concluded that the Partnerships' disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnerships in reports filed under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS

            31.1     Certification   by  Dennis  R.  Neill  required  by  Rule
                     13a-14(a)/15d-14(a) for the III-A Partnership.

            31.2     Certification   by  Craig  D.  Loseke  required  by  Rule
                     13a-14(a)/15d-14(a) for the III-A Partnership.

            31.3     Certification   by  Dennis  R.  Neill  required  by  Rule
                     13a-14(a)/15d-14(a) for the III-B Partnership.

            31.4     Certification   by  Craig  D.  Loseke  required  by  Rule
                     13a-14(a)/15d-14(a) for the III-B Partnership.

            31.5     Certification   by  Dennis  R.  Neill  required  by  Rule
                     13a-14(a)/15d-14(a) for the III-C Partnership.

            31.6     Certification   by  Craig  D.  Loseke  required  by  Rule
                     13a-14(a)/15d-14(a) for the III-C Partnership.

            31.7     Certification   by  Dennis  R.  Neill  required  by  Rule
                     13a-14(a)/15d-14(a) for the III-D Partnership.

            31.8     Certification   by  Craig  D.  Loseke  required  by  Rule
                     13a-14(a)/15d-14(a) for the III-D Partnership.

            31.9     Certification   by  Dennis  R.  Neill  required  by  Rule
                     13a-14(a)/15d-14(a) for the III-E Partnership.

            31.10    Certification   by  Craig  D.  Loseke  required  by  Rule
                     13a-14(a)/15d-14(a) for the III-E Partnership.

            31.11    Certification   by  Dennis  R.  Neill  required  by  Rule
                     13a-14(a)/15d-14(a) for the III-F Partnership.

            31.12    Certification   by  Craig  D.  Loseke  required  by  Rule
                     13a-14(a)/15d-14(a) for the III-F Partnership.

            32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-A Partnership.

            32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-B Partnership.

            32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-C Partnership.

            32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-D Partnership.

            32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-E Partnership.

            32.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-F Partnership.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 14, 2005            By:     /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 14, 2005            By:     /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------


Exh.
No.         Exhibit
----        -------

31.1        Certification    by   Dennis   R.   Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership III-A.

31.2        Certification    by   Craig   D.    Loseke    required   by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership III-A.

31.3        Certification     Dennis    R.    Neill     required    by    Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership III-B.

31.4        Certification     Craig    D.    Loseke     required    by    Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership III-B.

31.5        Certification    by   Dennis   R.   Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership III-C.

31.6        Certification    by   Craig   D.    Loseke    required   by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership III-C.

31.7        Certification    by   Dennis   R.   Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership III-D.

31.8        Certification    by   Craig   D.    Loseke    required   by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership III-D.

31.9        Certification    by   Dennis   R.   Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership III-E.

31.10       Certification    by   Craig   D.    Loseke    required   by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership III-E.

31.11       Certification    by   Dennis   R.   Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership III-F.

31.12       Certification    by   Craig   D.    Loseke    required   by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership III-F.

32.1 Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-A.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-B.

32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-C.

32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-D.

32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-E.

32.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-F.